Form 10QSB
period 2001-09-30
GAMEHAPPY COM INC
filed 2001-11-15
CIK 1133944

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      September 30, 2001

Commission file number:                     333-55286

                               GameHappy.com, Inc.
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

                  Texas                                  75-2973796
        -----------------------                          ----------
        (State of Incorporation)                        (IRS ID No.)


        204 South Parker, Bryan, Texas                             77803
      ----------------------------------------------------------- --------
     (Address of principal executive offices)                    (Zip code)

        Registrant's telephone number, including area code: 979-823-2877


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at September 30, 2001:

                        9,799,999

                                                 TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements      - these statements have
                  been reviewed by an independent public accountant        1 - 5

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations         6


PART II - OTHER INFORMATION                                                7

                              GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                               September 30, 2001
                              and December 31, 2000


                                     ASSETS
                                                                    Sept 30, 2001
                                                                     (Unaudited)              Dec 31, 2000

            CURRENT ASSETS:
                Cash                                                     $154                       $97
                Prepaid expenses                                                                    100
                Accounts receivable                                                               2,378
                    Total current assets                                 $154                    $2,575

            PROPERTY AND EQUIPMENT:
                Computer equipment                                     54,315                    54,315
                Accumuated depreciation                              (19,368)                    26,979
                Website                                                10,000                    10,000
                Accumulated amortization                               27,907                    30,407
                    Total property and equipment                       40,086                    56,165


            TOTAL ASSETS                                              $40,240                   $58,740


                                LIABILITIES AND
                              STOCKHOLDERS' EQUITY

            LIABILITIES
            Current liabilities:
                Accrued expenses                                       $3,290                      $927
                Notes payable                                          45,000                    45,000
                    Total liabilities                                  48,290                    45,927

            STOCKHOLDERS' EQUITY
                Preferred stock, $1.00 par value,
            20,000,000 authorized
                     -0- shares issued and outstanding                      0                         0
                Common stock, $0.001 par value,
            50,000,000 authorized,
                     9,799,999 shares issued and                          980                       980
            outstanding
                Additional paid-in-capital                             87,534                    87,534
                Deficit accumulated during the                       (96,564)                  (75,701)
            development stage
                    Total Stockholders' Equity                        (8,050)                    12,813

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $40,240                   $58,740




                      See accompanying notes to interim
                         condensed financial statements

                               GAMEHAPPY.COM, INC.


                                  STATEMENT OF
                                   OPERATIONS
                               Three months ended
                               September 30, 2001
                                    and 2000





                                                Three months       Three months
                                                   ended               ended
                                               Sept 30, 2001       Sept 30, 2000
                                                (Unaudited)         (Unaudited)

  REVENUE:
      Revenue                                     $6,796               $1,473

  OPERATING EXPENSE:
      Depreciation and amortization                5,359                2,126
      General and administrative                   8,539                2,336
          Total Operating Expense                 13,898                4,462


  NET LOSS                                      ($7,102)             ($2,989)



  Weighted average shares outstanding          9,799,999            8,662,489

  Loss per share - basic and diluted             ($0.00)              ($0.00)






            See accompanying notes to interim
            condensed financial statements

                               GAMEHAPPY.COM, INC.


                                  STATEMENT OF
                              STOCKHOLDERS' EQUITY
                                 AND ACCUMULATED
                                     DEFICIT
                                   Period from
                              Inception (April 13,
                               2000) to September
                                    30, 2001



                                                   Common  Stock                               Paid In
                                                    Shares                Amount               Capital               Total
 Balance,
         April 13, 2000
         (date of inception)                          -0-                   -0-                  -0-                   -0-

 Shares issued on April 16, 2000 for:
            Cash                                6,514,635                   651               28,349                29,000
            Web site                            2,246,426                   225                9,775                10,000

        August 20, 2000 for:
            Services and rent                      88,496                     9                  991                 1,000

        October 23, 2000 for:
            Services                              950,442                    95               28,418                28,513

 Paid in capital by shareholder                                                               20,001                20,001

 Net Loss                                                                                                         (75,701)

 Balance
         December 31, 2000                      9,799,999                  $980              $87,534               $12,813


 Net Loss - nine months                                                                                           (20,863)

 Balance
         September 30, 2001                     9,799,999                   980               87,534               (8,050)








            See accompanying notes to interim
            condensed financial statements

                               GAMEHAPPY.COM, INC.


                                STATEMENT OF CASH
                                      FLOWS
                               Three months ended
                               September 30, 2001
                                    and 2000



                                                                                  Three months            Three months
                                                                                     ended                    ended
                                                                                 Sept 30, 2001            Sept 30, 2000
                                                                                  (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       ($7,102)                  ($2,989)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation and amortization                                         5,359                     2,126
                Items not requiring cash - stock issued for services and rent                                   3,891
                (Increase) decrease in prepaid expenses                                                        32,368
                (Increase) decrease in accounts receivable                                                     32,219
                Increase in accrued expenses                                            788                       140

NET CASH (USED) BY OPERATING ACTIVITIES:                                              (955)                     2,219


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                                       (46,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                                          100
    Proceeds from notes payable                                                                                45,000

    Total cash flows from financing activities                                            0                    45,100


NET INCREASE IN CASH                                                                 ($955)                      $759

CASH, BEGINNING OF PERIOD                                                             1,109                     1,035

CASH, END OF PERIOD                                                                    $154                    $1,794






            See accompanying notes to interim
            condensed financial statements

                              GAMEHAPPY.COM, INC.


                              GAMEHAPPY.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001

Note A - Presentation

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three months ended September 30, 2001 and 2000, and the statements of cash flows for the three months ended September 30, 2001 and 2000 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's Form SB-1 filed with the U.S. Securities and Exchange Commission that became effective on August 13, 2001.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Registrant filed a registration statement on Form SB-1 with the Securities and Exchange Commission to raise a minimum of $50,000 and a maximum of $500,000 which became effective on August 13, 2001. The Registrant has completed its required filings and has started to solicit funds under that registration statement. As of September 30, 2000, the Registrant had not sold any shares, but continues to solicit funds under this Registration statement and is focusing alot of its efforts on raising funds. Under this offering, the Registrant is authorized to sell a minimum of 50,000 shares and a maximum of 500,000 shares at $1.00 per share, for a maximum of $500,000.

As of the date of this filing, the Registrant is still soliciting funds under its offering, and spending most of its time and effort to raise those funds.

We operate a web site at www.gamehappy.com where we provide a non-gambling gaming portal composed of specific channels for action games, adventure games, simulation games, strategy games, tactical games and role playing games, as well as a gaming community channel www.clanhappy.com.

Liquidity

The Registrant has liquid assets of $154 which is its total current assets.

Capital Resources

The capital resources have been generated from the charging of monthly fees to access its gaming site and its servers. The service was free until April 2001 when we started charging fees for accessing our site and servers.

There were no plans or requirements for purchase of capital items during the quarter for company purposes. The Registrant may purchase additional computer equipment as outlined in its Form SB-1 registration statement that became effective with the U.S. Securities and Exchange Commission on August 13, 2001.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

                  The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GameHappy.com, Inc.
                                                     ---------------------------
                                                      (Registrant)


                                                  BY:  /s/ Charles H. Davis
                                                          ---------------------
                                                           Charles H. Davis
                                                     Its: President

DATE:   November 15, 2001
               Bryan, Texas