Form 10KSB
period 2001-12-31
GAMEHAPPY COM INC
filed 2002-04-12
CIK 1133944

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001, or

[  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR  15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____ to _____.

                     Commission file number: (333-55286)

                             GameHappy.com, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   Texas                               74-2973796
--------------------------------------------------------------------------------
          (State of Incorporation)                    (Tax ID No.)


       204 South Parker, Bryan, Texas               77803
--------------------------------------------------------------------------------
  (Address of principal executive offices)        (ZIP code)


Registrant's telephone number, including area code:       979-823-1994


Securities registered pursuant to Section 12(b) of the Act:   NONE
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X    YES                        NO


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001:
                                          $ -0-

Shares of common stock outstanding at December 31, 2001:      7,799,999*

*After adjustment for 2,000,000 shares returned to the Company's treasury by the founders in March 2002.

PART I.

ITEM 1   DESCRIPTION OF BUSINESS

OVERVIEW

We were incorporated on April 13, 2000 in the state of Texas. We operate a web site at www.gamehappy.com, where we provide a non-gambling gaming portal composed of specific channels for action games, adventure games, simulation games, strategy games, tactical games and role playing games, as well as a gaming community channel www.clanpages.com.

The corporate office is located at 204 South parker, Bryan, Texas 77803.

Our company is an online Internet gaming portal composed of game-specific channels for action games, adventure games, simulation games, strategy games, tactical games and role-playing games, as well as a gaming community channel, ClanPages.com. GameHappy.com hosts over 36,000 clans and has over 38,000 clans registered in our database. A clan is a group or team of players that compete against other clans in the above mentioned types of Internet based games. The term "clan" is based upon the concept of a Scottish "clan" which consisted of a group of family members working together in a cooperative manner. A clan master is the leader of the clan and is elected by the clan members. The games that are played on our site are not owned or developed by GameHappy.com but are developed and marketed by software development companies and purchased by the individual game players either directly from the software companies or from major retailers of computer software. GameHappy.com provides the Internet portal or location where each member of a clan can link together via the Internet through each player's individual computer and play games.

When a clan is hosted by us, we provide server space, which is computer space on one of our server computers, for the clan web site where the clan can upload files from the Internet; provided their content does not violate our use policy. Our use policy requires that customer content does not contain pornography, music files such as mp3's (which are songs downloaded onto a mp3 format), or illegal software. A clan that is registered but not hosted is included in our database. This provides the clan with the ability to use our recruiting center to look for players that specialize in aspects of their game of choice. For example, a clan that plays an action game may look for a sniper. We also receive over 16 million page views a month from almost one million unique Internet protocol (IP) addressees. An "IP address" is an internet protocol address which is a part of an internet based data transmission. The IP address refers to the part of the protocol that allows the computers to locate each other through the Internet or Local Area Network (LAN). GameHappy.com desires to be one of the leaders in the overall online gaming community and the leader in clan-oriented services.

As we have recently been organized, we have limited historical operating performance and a limited track record of sales for this type of product. Currently, we do not have any employees; as the need arises, we will contract our labor to save operating expenses.

As an Internet based business, we are dependent on certain essential services such as our telecomunications provider and our broadband suppliers. If there is an industry wide problem with black outs or disruptions in the Internet; or if our communications or broadband providers become undependable or cease to provide us with service, our business can be adversily effected. Without Internet access we would be unable to supply our customers with service until Internet access was restored or until other providers were secured. A cessation in service would negatively impact our reputation and operations.

Revenue Sources:

In 2000, our company's main revenue source came through sales of advertising space on our web servers. In 2001, we discontinued our advertising sales program because our advertising revenue dropped to a negligible amount due to a significant drop in Internet advertising rates throughout the industry. Thus, most of our income in 2001 has come from fees we charged gamers to play through our gaming portal. Until January 2001, we provided the gaming portal free to anyone who came through our web site. However, because of the cost to do business and the decline in advertising revenue, in February, 2001 we began to charge for certain services.

Currently, our company provides web hosting, use of our computer server scheduling software, and private game-server rentals. These services are offered to the customers at three different price levels. These levels are the Copper package, the Silver package and the Gold package.

The basic level is the Copper package which is free to the customer and allows the customer to have a basic web page containing files of not more than 100 K ( 100,000 bytes of storage), a sub-domain name, a file manger which allows the user to maintain pictures, video and content on their web page, and pre-written script for web pages, such as time, current date and counters for the number of visitors to the web page.

The second level is the Silver package which costs $12.00 per year, plus a $10 set up fee, and includes all items in the Copper package, as well as, a larger web page containing files of not more than 1MB (1,000,000 bytes of storage), domain name support which allows the customer to customize his domain name, FTP access (file transfer protocols) which allows the customer to transfer computer files between his personal computer and his web server, access to Microsoft Frontpage 2000 Extensions that allow the customer to easily build dynamic web page content, and one E-mail account. Any additional E-mail accounts are $1.00 per year per E-mail account.

The third level is the Gold package which has a one time set up fee of $10.00 and a monthly fee of $3.95. The Gold package includes all items in the Silver package, as well as, a web page with no limit on the file size and allows the customer to run "active server pages" which are dynamic web pages that use databases and automatic features, such as, automatically tuning the web page to the resolution capabilities of each user's personal computer monitor. Like the Silver package, one E-mail account is included and any additional E-mail accounts are $1.00 per year per E-mail account. Access to the database engine we use is $1 per month extra.

Currently, there are over 11,000 customers utilizing the Copper package, 861 customers utilizing the Silver package and 920 customers utilizing the Gold package.

Another revenue source for our company is the leasing of private game servers to clans so that these clans have dedicated servers. A dedicated server allows a clan to control a game without interference from other clans or players. By controlling a game server, a clan is able to practice with each other and schedule games with other clans. In March, 2001 we began a beta test for leasing private game servers. The company allowed game players to sign up for the beta tests to accomplish the following objectives:
      a.  Verification that a market exits for private game servers;
      b. Development and debugging of the customer-side connection management software called PathFinderz;
      c. Development and debugging of the server-side game server management software;
      d.  Testing of various scheduling scenarios; and
      c.  To obtain feedback from the beta test customers.

Clan masters from over 900 clans signed-up for the beta test. One of the requirements to participate in the beta test was that the player had to pay for three months of service, at $15.00 per month, prior to the start of the beta test period. The beta test period was scheduled to last over a three month period, however, we believe that it will be concluded by June 2002. Because of the limitations we have on bandwidth and capacity, we had to reduce the sign up period. We cut-off the sign ups at 250 clan masters. 250 clan masters represents on average 3700 active game players. Keep in mind that these players have never seen a fully automated working system where they can rent time on a game server. Even though they have never seen a fully automatic system, they were willing to pay three-months in advance just to participate in the beta test.

Even though the beta test is ongoing, currently our results show there is a viable market for private game servers. Our beta test players have expressed interest in our company providing more game servers. The beta test players are scheduling time on the game servers and they are actively engaged in play on them. We are currently about 95% finished with both the client-side connection software and the server-side management software. The largest complaint from the beta test players is that there is not enough available time on our beta test game servers. Until we raise capital, we will probably be unable to increase the number of available game servers. The current results of the beta test leads us to believe that our game server program will be successful, however, if our beta test proves to be unsuccessful, our business will be hurt financially.

If the beta test proves that leasing private game servers is viable, we will charge a game player $15.00 per month for 100 player hours. A player hour is one player playing one hour on one game server.

Marketing activities:

Currently, we do not advertise and our customers learn about us through other customers. If we aggressively marketed our services, we believe our capabilities would quickly be saturated. In the future, if we need to attract customers through other than "word of mouth", we will market our gaming Internet web site through banner ads, brick ads, spiders and robots.

Banner and brick ads refer to specific location and types of advertising images located on a web page. The size and location of banner ads are specified by the Internet Advertising Bureau (IAB.net). The Company will essentially market through banner and brick ads on the Internet. The banners and bricks will be placed on third parties' web sites. In addition, we will advertise on key search engines to attract as many viewings or "hits" as possible.

Spider software programs are programs that search the web and look for specific items on a networks web site or a series of network web sites. For example, the spider program may crawl a company's web site looking for e-mail addresses or specific phrases. Search engine robots are used by search engines to categorize web sites for inclusion in their databases. Web sites can add "meta tags" to the header text of a web page's's html file. The purpose of the meta-tag is to provide a list of key words supplied by the web site that describe the function and features of that web site. The search engines look for these tags when crawling and categorizing web sites.

The Company will make use of spider software programs that will regularly go into the search engine robots and feed them the key words to ensure that the our web site comes up high on the search engine lists. A new technique of bulk e-mail that is brief and quotes a key word with an invitation to respond for further information will also be used. The Company will also purchase key words on certain search engines so that if a person searching the Internet types in a search word ("gaming" and "action game", for example), our company ad will appear.

Intellectual property rights

Our services are protected by copyright laws that currently apply to software. We are using software that we own because it was developed in-house by our shareholders. For example, all of the software that allows the gamers to register and pay for an account and the software that balances the load on our servers was developed in house. Also, the PathFinderz and the server-side game server scheduling software was developed in house. We have not, and do not have any plans to release any details as to how we accomplish all of the functionality of our system since it is proprietary information. GameHappy.com created all software, except the server operating systems, that is used, and therefore we own all of the in house developed software. We do not pay royalties on any software and we do not use any database engines that require royalty or licensing fees such as the products offered by Microsoft and Oracle.

Security Risks

Despite the implementation of security measures, the Company may be vulnerable to computer viruses, hacking or similar disruptive problems caused by customers, the interconnecting networks and the various telephone networks. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in our Internet service to the Company's customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company expects that its customers will increasingly use the Internet for purchasing our services and products in the future. Any network malfunction or security breach could cause these transactions to be delayed, not completed at all or completed with compromised security. There can be no assurance that customers or others will not assert claims of liability against the Company as a result of any such failure. Further, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular.

New and Uncertain Market; Uncertain Acceptance of the Internet as a Medium of Commerce and Communication

The market for sales of goods and services over the Internet and related products is in an early stage of growth. The Company's Internet marketing success will depend upon the continuing development and expansion of the Internet and the market for goods and services sold over the Internet. Our success will depend on our ability to adapt to rapid technological change of the Internet.

Critical issues concerning commercial and personal use of the Internet (including practice standards and protocol, security, reliability, cost, ease of use, access and quality of service) remain uncertain and may affect the growth of Internet use. The acceptance of the Internet for commerce and communications, particularly by those individuals and enterprises that have historically relied upon alternative means of commerce and communication, generally requires that such users accept a new way of conducting business and exchanging information, that industry participants continue to provide new and compelling content and applications and that the Internet provide a reliable and secure computer platform. It is difficult to predict with any assurance the rate at which the market will grow, if at all, or at which new or increased competition will result in market saturation. If demand for goods or products sold over the Internet fails to continue to grow, grows more slowly than anticipated or becomes saturated with competitors, the Company's business, operating results and financial condition will be materially adversely affected. Conversely, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will be able to support the demands placed on it by such growth.

GameHappy.com is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on us. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material negative effect on us.

Size and Scope of the Market

The Internet has seen significant growth. The Internet is an advantageous medium for selling services and merchandise when compared to the traditional retail stores and methods. It has produced a new mode of convenience and value - a means by which consumers can shop, receive information, and build relationships irrespective of time and place. The Internet is a collection of thousands of computer networks and millions of computer connections that enable individuals, businesses, and institutions to access and share information on a worldwide basis.

The evolution and rapid growth of e-commerce can be directly linked to the rapid growth of the Internet. The U.S. Department of Commerce stated in their Digital Economy 2000 report that during 2000 Internet access grew significantly in all regions of the world, rising from 171 million people in March 1999 to 304 million in March 2000, an increase of 78 percent. As the Internet grows, so does e-commerce. In March 2000, the U.S. Bureau of the Census released the first official measure of e-retail. The Census found that during the fourth quarter of 1999, online sales by retail establishments totaled $5.3 billion, or 0.64 percent of retail sales. International Data Corporation estimates that by 2003, more than $2 million per minute will change hands globally via the Internet, and by 2005, that figure will exceed $5 million per minute. (Surprise! E-commerce will Drive Net Growth, David Needle, PC World, September 29, 1999).


Competition

Our competitors whose revenues were based mainly on advertising revenue have either failed or are currently having financial difficulties. The companies that we believe to be our main competitors are primarily GameSpy Industries and

Microsoft's gaming zone. Microsoft is seen only as a marginal competitor at this time. Microsoft's main focus in the gaming industry is in selling and promoting games they develop for the zone. They have not shown any interest in supporting, promoting or profiting off of games developed by other companies. However, if their direction changes, they will have a significant impact on us as a competitor.

GameSpy's focus has been the general gaming market and they are seen as our primary competitor. GameSpy has a program called "GameSpy" and a second version program called "Arcade" that are popular in the marketplace. GameSpy has never had a competitor and has always enjoyed being the only option for independent game manufacturers that were looking for a tool that would help their customers find servers that provide interactive playing opportunities for users of their products. GameSpy has never offered servers for play. They have only offered the user assistance in finding a server. We plan to compete against GameSpy by offering the game manufacturers a choice when bundling software tools with their products. We also plan to compete with them by offering the game manufacturers an established network upon which they can base their game design. Our network will also offer the game manufacturer the ability to supply at the time of release, a base of servers that the game players can use when playing their new game. GameSpy does not currently offer that service. We also plan to compete by providing the users, that is, the game players, with a consistent platform for game play.

E-commerce Competition

The market for the provision of sales of goods and services to individuals and small businesses over the Internet is extremely competitive and highly fragmented. There are no substantial barriers to entry, and the Company expects that competition will continue to intensify. There are also many thousands of Internet sites that offer products and services for sale by individuals and companies.


ITEM 2   DESCRIPTION OF PROPERTY


Our corporate facilities are shared with Oarsman Corporation, an affiliate of our Directors. This agreement includes the use of space for our computers, use of telephones and equipment for $100.00 per month. We reimburse the affiliate for costs of bandwidth. The office arrangement was started in April 2000 and will continue until such time as the Company needs and can afford to lease its own office facilities. In 2002, the Company started paying for its bandwidth to a third party.

Our equipment currently is state-of-the art servers that are capable of serving over 30 million page-views per month and handling over a million separate Internet protocol (IP) address per month. We have handled as many as 100,000 unique IP addresses/visitors in a day. We currently have the ability to run over 60 game servers at a time. We presently pay $3,300 per month for bandwidth and to increase our capacity so that we can accommodate up to 8,000 gamers, we will have to purchase additional computer equipment and increase our bandwidth.

ITEM 3   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters for a vote to the security holders during 2001.

PART II.

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         a.       Market Information.

There is no established public trading market for the Company's stock. The Company has filed a registration statement with the U.S. Securities and Exchange Commission, as well as three amendments to this registration, under Form SB-1 of the Securities Act of 1933. The offering for this registration is effective and has not been closed. The offering will end on August 31, 2002.
         b.       Holders.

         There are ten (10) shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.       Warrants

         Registrant has no warrants outstanding.


ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2001

Our accomplishments in 2001 are detailed in Section 1 above. In summary, they are as follows:

In 2000, our company's main revenue source came through sales of advertising space on our web servers. In 2001, we discontinued our advertising sales program because our advertising revenue dropped to a negligible amount due to a significant drop in Internet advertising rates throughout the industry. Thus, most of our income in 2001 has come from fees we charged gamers to play through our gaming portal. Until January 2001, we provided the gaming portal free to anyone who came through our web site. However, because of the cost to do business and the decline in advertising revenue, in February, 2001 we began to charge for certain services.

Currently, our company provides web hosting, use of our computer server scheduling software, and private game-server rentals. These services are offered to the customers at three different price levels. These levels are the Copper package, the Silver package and the Gold package, all of which have been discussed in Item 1 above.

As discussed in Item 1 above, we currently are running a beta test and the results show there is a viable market for private game servers. Our beta test players have expressed interest in our company providing more game servers. The beta test players are scheduling time on the game servers and they are actively engaged in play on them. We are currently about 95% finished with both the client-side connection software and the server-side management software. The largest complaint from the beta test players is that there is not enough available time on our beta test game servers. Until we raise capital, we will probably be unable to increase the number of available game servers.

The current results of the beta test leads us to believe that our game server program will be successful, however, if our beta test proves to be unsuccessful, our business will be hurt financially and the value of your investment will decline and may become worthless. If the beta test proves that leasing private game servers is viable, as we believe it will, we will charge a game player $15.00 per month for 100 player hours. A player hour is one player playing one hour on one game server.

The Company filed a registration statement under Form SB-1 of the Securities Act of 1933, which was amended three times, and the offering will close on August 31, 2002. Our plan of operations is based upon the amount of capital we raise in this offering. We will be engaged in marketing and sales of providing our customers with an online Internet gaming portal composed of game-specific channels for action games, adventure games, simulation games, strategy games, tactical games and role-playing games. In order to operate and market these products and services, we have to have capital to fund the purchase of computers, software, Internet bandwidth, marketing and corporate overhead. Bandwidth is a measure of how much data can be transmitted in a fixed amount of time, usually one second. For example, if a bandwidth amount is described as 1 megabit, then one millions bits can be transmitted in one second, and this would translate into 327 gigabytes of data being transmitted in an average month of the transmission is held constant for the entire month. We are currently seeking to raise between $50,000 and $125,000 to expand our business. We will market our business directly to the consumer through the Internet as well as through conventional advertising media.

GameHappy.com, Inc. will provide an annual report including audited statements without charge on request made by any shareholder to the Secretary of the Company, GameHappy.com, Inc. 204 South Parker, Bryan, Texas 77803.

GameHappy.com, Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by GameHappy.com, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may obtain information on the operation of the Public Reference

Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995This discussion may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this release, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonally, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other press releases to the public or filings made by the company with the Securities and Exchange Commission, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. For further information, which could cause actual results to differ from the Company's expectations, as well as other factors, which could affect the Company's financial statements, please refer to the Company's report filed with the Securities and Exchange Commission.

GameHappy.com, Inc.
(979) 823-2877
www.gamehappy.com


ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Certified Public Accountant is attached hereto.

ITEM 8   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Charles E. Smith is the auditor for the Company and there have been no disagreements with our auditor on accounting or financial disclosure issues.

PART III.

ITEM 9   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of Registrant:

Charles H. Davis  President and Director
                  Served since April 2000 and expires at the next annual meeting

Michael A. Davis  Vice-President and Director
                  Served since April 2000 and expires at the next annual meeting

Sally Davis       Secretary
                  Served since April 2000 and expires at the next annual meeting

Charles H. Davis. Mr. Davis started the company as a hobby. He has operated and managed several businesses including a grocery store and a restaurant. The restaurant, Chuck's Old Fashioned Hamburgers, located in Waco, Texas was started, owned and managed by Mr. Davis. He sold this business in 1992 after three successful years of operation so he could further his education and attend Texas A&M University. He graduated from Texas A&M University, College Station Texas in 1996 with a B.S. in psychology and a minor in biology. He is currently a student in medical school.

Michael A. Davis: Mr. Davis has a B.S. and an M.S. in mechanical engineering which he received as a graduate of Dwight Look College of Engineering, Texas A&M University. He earned his Bachelor degree in 1986 and his Masters Degree in 1994, both from Texas A&M. Mr. Davis has over fifteen years experience working for several electric and natural gas utility companies, as well as, Texas A&M University's Energy Systems Laboratory. Mr. Davis has over fifteen years experience working for several electric and natural gas utility companies, as well as Texas A&M University's energy systems laboratory. Mr. Davis been programming professionally and has over fifteen years experience in the software development industry. He has developed numerous commercial software applications including desktop and web-based products. Mr. Davis has been President and Director of Oarsman Corporation since 1994. The Oarsman Corporation develops desktop and web-based energy analysis software, which is sold to utility and energy service companies. Oarsman Corporation is an affiliate of GameHappy.com, Inc.

Sally A. Davis: Ms. Davis graduated from Texas Tech University in 1981, and holds a BS in nutrition. Since 1994, Ms. Davis has been the Secretary and Office Manager for Oarsman Corporation, an affiliate of GameHappy.com, Inc. Her duties include bookkeeping, accounts payable, receivables and interfacing with independent accountants.

ITEM 10  EXECUTIVE COMPENSATION

         The Company paid no compensation to its officers and directors in the calendar year 2001. The Company has no retirement or stock option or bonus plan.

ITEM 11  SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of     Name and address                   Amount of shares     % of class
Securities    of owner                                                   owned

Common      Charles H. Davis                      682,936*               8.76%
            606 Kampmann Blvd.
            San Antonio, Texas 78201

Common      Michael A. Davis                     2,663,448 *            34.15%
            1000 Winding Road
            College Station, Texas 77840

N/A         Sally Davis                                -0-                 -0-
            1000 Winding Road
            College Station, Texas 77840

Common      Andrew Davis                         2,663,448*             34.15%
            1000 Winding Road
            College Station, Texas 77840

Common      Randy Davis                            443,908*              5.69%
            606 Kampmann Blvd.
            San Antonio, Texas 78201
--------------------------------------------------------------------------------
Common         All Officers, Directors &         6,453,740*             82.74%
               Beneficial Holders as a Group

     *After adjustment for the return of shares to treasury in March 2002. Charles Davis returned 787,879 shares, Andrew Davis returned 787,879 shares, and Randy Davis returned 131,313 shares.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The founders of the Company returned 2,000,000 shares of stock to the treasury in March 2002, thus decreasing the issued common shares from 9,799,999 to 7,799,999.

PART IV.

ITEM 13  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:
         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2001 and 2000

         Statement of Operations - Twelve Months Ended December 31, 2001 and Period April 13, 2000 (date of inception) to December 31, 2000

         Statement of Stockholders' Equity - Period from April 13, 2000 (date of inception) to December 31, 2001

         Statement of Cash Flows - Twelve Months Ended December 31, 2001 and Period April 13, 2000 (date of inception) to December 31, 2000

         Notes to the Financial Statements

(b)      none

(c)      The Company is not filing any exhibits.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                          GameHappy.com, Inc.
                                          Registrant


                                          By: /s/ Michael A. Davis
                                              --------------------
                                                  Michael A. Davis
                                          Its: Vice-President and Director

           Charles E. Smith

                           Certified Public Accountant
                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of GameHappy.com, Inc.

         I have audited the accompanying balance sheets of GameHappy.com, Inc. as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the period from April 13, 2000 (date of inception) to December 31, 2000 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameHappy.com, Inc. as of December 31, 2000 and 2001, and the results of operations and its cash flows for the period from April 13, 2000 (date of inception) to December 31, 2000 and the year ended December 31, 2001 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note F to the financial statements the Company is a start up enterprise and presently does not have capital resources which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might arise from the outcome of this uncertainty.



/s/ Charles E. Smith
Rockwall, Texas
March 25, 2002

                               GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                           December 31, 2001 and 2000



                                     ASSETS

                                                                            Dec 31, 2001     Dec 31, 2000
                                                                           ---------------------------------
         CURRENT ASSETS:
             Cash                                                                     $73               $97
             Prepaid expenses                                                                           100
             Accounts receivable                                                                      2,378
                                                                           ---------------------------------
                 Total current assets                                                 $73            $2,575

         PROPERTY AND EQUIPMENT:
             Computer equipment                                                    54,315            54,315
             Accumuated depreciation                                              (23,894)           (5,789)
             Website                                                               10,000            10,000
             Accumulated amortization                                              (5,694)           (2,361)
                                                                           ---------------------------------
                 Total property and equipment                                      34,727            56,165

                                                                           ---------------------------------

         TOTAL ASSETS                                                             $34,800           $58,740
                                                                           =================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES
         Current liabilities:
             Accrued expenses                                                      $4,082              $927
             Notes payable                                                         45,000            45,000
                                                                           ---------------------------------
                 Total liabilities                                                 49,082            45,927

         STOCKHOLDERS' EQUITY
             Preferred stock, $1.00 par value, 20,000,000 authorized
                  -0- shares issued and outstanding                                     0                 0
             Common stock, $0.0001 par value, 50,000,000 authorized,
                  7,799,999 shares issued and outstanding                             780               780
             Additional paid-in-capital                                            87,734            87,734
             Deficit accumulated during the development stage                    (102,796)          (75,701)
                                                                           ---------------------------------
                 Total Stockholders' Equity                                       (14,282)           12,813
                                                                           ---------------------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $34,800           $58,740
                                                                           =================================



                             See accompanying notes

                               GAMEHAPPY.COM, INC.
                             STATEMENT OF OPERATIONS
                    Twelve Months Ended December 31, 2001 and
       Period from April 13, 2000 date of inception) to December 31, 2000




                                                            Period from
                                              Year         April 13, 2000
                                             ended         (inception) to
                                          Dec 31, 2001      Dec 31, 2000
                                         ----------------------------------

REVENUE:
    Revenue                                     $43,429             $7,064

OPERATING EXPENSE:
    Depreciation and amortization                21,438              8,150
    General and administrative                   49,086             74,615
                                         ----------------------------------
        Total Operating Expense                  70,524             82,765

                                         ----------------------------------

NET LOSS                                       ($27,095)          ($75,701)
                                         ==================================



Weighted average shares outstanding           7,799,999          6,662,489
                                         ==================================

Loss per share - basic and diluted               ($0.00)            ($0.00)
                                         ==================================







                             See accompanying notes

                               GAMEHAPPY.COM, INC.
            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
       Period from April 13, 2000 (date of inception) to December 31, 2001



                                               Common  Stock                       Paid In
                                          Shares           Amount                  Capital            Total
                                  ---------------------------------------------------------  -----------------
Balance,
        April 13, 2000
        (date of inception)                   -0-              -0-                     -0-                -0-

Shares issued on
       April 16, 2000 for:
           Cash                         6,514,635              651                  28,349             29,000
           Web site                     2,246,426              225                   9,775             10,000

Return to treasury by founders
    in March 2002 of 2,000,000
   of the 8,761,061 received on
   April 16, 2000 *                    (2,000,000)            (200)                    200

       August 20, 2000 for:
           Services and rent               88,496                9                     991              1,000

       October 23, 2000 for:
           Services                       950,442               95                  28,418             28,513

Paid in capital by shareholder                                                      20,001             20,001

Net Loss                                                                                              (75,701)

                                  ---------------------------------------------------------  -----------------
Balance
        December 31, 2000               7,799,999             $780                 $87,734            $12,813
                                  =========================================================  =================


Net Loss - 2001                                                                                       (27,095)

                                  ---------------------------------------------------------  -----------------
Balance
        December 31, 2001               7,799,999              780                  87,734            (14,282)
                                  =========================================================  =================


* The financial statements have been adjusted to show results as if these shares were not issued.




                             See accompanying notes

                               GAMEHAPPY.COM, INC.
                             STATEMENT OF CASH FLOWS
                    Twelve Months Ended December 31, 2001 and
       Period from April 13, 2000 date of inception) to December 31, 2000

                                                                                                      Period from
                                                                                        Year         April 13, 2000
                                                                                       ended         (inception) to
                                                                                    Dec 31, 2001      Dec 31, 2000
                                                                                   ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             ($27,095)          ($75,701)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation and amortization                                              21,438              8,150
                Items not requiring cash - stock issued for services and rent                                 29,513
                (Increase) decrease in prepaid expenses                                       100               (100)
                (Increase) decrease in accounts receivable                                  2,378             (2,378)
                Increase in accrued expenses                                                3,155                927

                                                                                   ---------------  -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                      (24)           (39,589)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                                       (34,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                                      29,000
    Proceeds from notes payable                                                                               45,000

                                                                                   ---------------  -----------------
    Total cash flows from financing activities                                                  0             74,000

                                                                                   ---------------  -----------------

NET INCREASE IN CASH                                                                         ($24)               $97

CASH, BEGINNING OF PERIOD                                                                      97                  0
                                                                                   ---------------  -----------------

CASH, END OF PERIOD                                                                           $73                $97
                                                                                   ===============  =================



Note:
Non-cash investing activity - the company issued 2,246,426 shares valued at $0.00445 per share for a total of $10,000 for its website.
Non-cash investing activity - a shareholder of the company contributed $20,001 worth of computers in the year 2000



                             See accompanying notes

                               GAMEHAPPY.COM, INC.
                           a Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note A - Nature of Business and Summary of Significant Accounting Policies:

History: The Company was organized April 13, 2000 under the name of GameHappy.com, Inc. in the State of Texas and is in the development stage. The Company is in the business of providing a portal for game players to play games over the Internet. The Company provided this portal free of charge but has started charging monthly fees for clans to be guaranteed space on private servers for players to combat others without interruption from the general Internet public.

Basis of Accounting:
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:
Revenue is recognized when payment for services are received which is when the customers account is activated. The company receives fees for players or clans to play on its servers and the Company gives no refunds.

Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:
Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the period presented.

Accounting Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock based compensation:

The Company accounts for stock based compensation in accordance with FAS 123 and APB No. 25 and the Financial Accounting Standards Board Interpretation No. 44. This requires that we base the issuance of stock at the fair value of the consideration received.

                               GAMEHAPPY.COM, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note A - Nature of Business and Summary of Significant Accounting Policies (con't): Software Development Costs: The Company accounts for its software development costs under the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the AICPA in 1998. This requires the capitalization of the costs incurred in connection with developing or obtaining internal-use software.

Income Tax:
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Note B - Web site:

The Company's primary asset is its web site which is the center of its operational and income generating activities for which it paid $10,000. The cost of the web site is being amortized over three years starting in April 2000, the first month of operation.

The cost of developing the web site is accounted for under the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the AICPA in 1998. This requires the capitalization of the costs incurred in connection with developing or obtaining internal-use software.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN No. 44) "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB Opinion No. 25" which was effective July 1, 2000. The website development was paid for by issuing 2,246,426 shares of common stock, the value of which was $0.00445 per share which was arbitrarily determined and negotiated since there was no readily determinable market value for the Company's shares.


Note C - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At August 31, 2001 and December 31, 2000, there were 7,799,999 shares outstanding, after adjusting for 2,000,000 shares returned by the founders to the trreasury in March 2002. The financial statements have been adjusted to show results as if these shares were not issuedThe Company has not paid a dividend to its shareholders.
                                       F-7

                               GAMEHAPPY.COM, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001

Note C - Stockholders' Equity (con't):

Preferred Stock:
The Company is authorized to issue 20,000,000 common shares of stock at a par value of $1.00 per share. These shares have full voting rights. At August 31, 2001 and December 31, 2000, there were zero preferred shares outstanding. The Company has not paid a dividend to its shareholders.


Note D - Income Taxes:

The Company had a net operating loss of $102,796 for the periods presented. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:           2020              $75,701
                                            2021              $27,095

The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance equal to the deferred tax asset as a result of the Company's "going concern" opinion referred to in Note F and the uncertainty that it will be realized.

The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2001 are as follows:

Deferred tax assets:
Net operating loss carryforwards                                 $(102,796)
Valuation allowance                                                 102,796
                                                                 -----------
Total deferred income tax assets                                        -0-
Total deferred income tax liabilities                                   -0-
                                                                 ---------------
Net deferred income tax assets                                   $     -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:

U.S. federal statutory rate                                       (  34)%
Increase (decrease) in rates resulting from:
         Change in valuation allowance for deferred tax asset         34 %
                                                                ----------
Effective tax rate                                                     0  %

                               GAMEHAPPY.COM, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001



Note E - Related Party Transactions:

In April 2000, the Company issued to its founders 8,761,061 shares in consideration for $39,000, comprised of $29,000 cash and $10,000 for the web site. The stock was valued at $0.00445 per share. In March 2002, 2,000,000 of these shares were returned to treasury. The financial statements have been adjusted to show results as if they were not issued.


Note F - Going Concern:

The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company in the SB-1 registration statement currently in progress, or obtaining additional financing. The Company has altered its operations to meet its obligations, more specifically, by starting to charge customers for the use of its Internet portal for game-players. The Company believes that the revenue from these players and the funds raised in the current SB-1 offering will give it the capital needed to fund its operations. However, if these conditions among others are not met, the Company may be unable to continue as a going concern.