Form 10QSB
period 2002-03-31
GAMEHAPPY COM INC
filed 2002-05-20
CIK 1133944

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:               March 31, 2002

Commission file number:              333-55286

                              GAMEHAPPY.COM, INC..
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Texas                                                         74-2973796
-----------------------                                             ------------
(State of Incorporation)                                            (IRS ID No.)


      204 South Parker, Bryan, Texas                            77803
      ----------------------------------------               ----------
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


Shares of common stock outstanding at December 31, 2001:

                                    7,799,999

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements - Such statements have been
                  reviewed by an independent public accountant          1 - 4


Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations      5 - 8


PART II - OTHER INFORMATION                                               9


                               GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                    UNAUDITED

                                     ASSETS
                                     ------
                                                                                 Audited
                                                               Mar 31, 2002    Dec 31, 2001
                                                               ----------------------------
CURRENT ASSETS:
    Cash                                                       $        110    $         73

PROPERTY AND EQUIPMENT:
    Computer equipment                                               54,315          54,315
    Accumuated depreciation                                         (28,420)        (23,894)
    Website                                                          10,000          10,000
    Accumulated amortization                                         (6,528)         (5,694)
                                                               ----------------------------
        Total property and equipment                                 29,367          34,727

                                                               ----------------------------

TOTAL ASSETS                                                   $     29,477    $     34,800
                                                               ============================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current liabilities:
    Accrued expenses                                           $      9,439    $      4,082
    Notes payable                                                    45,000          45,000
                                                               ----------------------------
        Total liabilities                                            54,439          49,082

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 20,000,000 authorized
         -0- shares issued and outstanding                                0               0
    Common stock, $0.001 par value, 50,000,000 authorized,
         7,799,999 shares issued and outstanding                        780             780
    Additional paid-in-capital                                       87,734          87,734
    Deficit accumulated during the development stage               (113,476)       (102,796)
                                                               ----------------------------
        Total Stockholders' Equity                                  (24,962)        (14,282)
                                                               ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     29,477    $     34,800
                                                               ============================




See accompanying notes to interim condensed financial statements             F-1

                              GAMEHAPPY.COM, INC.


                             STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001


                                    UNAUDITED



                                                   Three Months    Three Months
                                                      ended           ended
                                                   Mar 31, 2002    Mar 31, 2001
                                                   ----------------------------

REVENUE:
    Revenue                                        $      7,622    $     25,035

OPERATING EXPENSE:
    Depreciation and amortization                         5,360           5,360
    General and administrative                           12,941          28,231
                                                   ----------------------------
        Total Operating Expense                          18,301          33,591

                                                   ----------------------------

NET LOSS                                           ($    10,679)   ($     8,556)
                                                   ============================



Weighted average shares outstanding                   7,799,999       7,799,999
                                                   ============================

Loss per share - basic and diluted                 ($      0.00)   ($      0.00)
                                                   ============================





See accompanying notes to interim condensed financial statements             F-2


                               GAMEHAPPY.COM, INC.


                             STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001


                                    UNAUDITED



                                                                           Three Months    Three Months
                                                                              ended           ended
                                                                           Mar 31, 2002    Mar 31, 2001
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               ($    10,679)   ($     8,556)
    Adjustments to reconcile net loss to net
        cash (used) by operating activities:
           Depreciation and amortization                                          5,360           5,360
           Items not requiring cash - stock issued for services and rent
           (Increase) decrease in prepaid expenses                                  100
           (Increase) decrease in accounts receivable                             2,242
           Increase in accrued expenses                                           5,356             788

                                                                           ------------    ------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                             37             (66)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                                0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                              0               0

                                                                           ------------    ------------
    Total cash flows from financing activities                                        0               0

                                                                           ------------    ------------

NET INCREASE IN CASH                                                       $         37    ($        66)

CASH, BEGINNING OF PERIOD                                                            73              97
                                                                           ------------    ------------

CASH, END OF PERIOD                                                        $        110    $         31
                                                                           ============    ============


See accompanying notes to interim condensed financial statements             F-3

                               GAMEHAPPY.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three months ended March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is the first quarterly management's discussion and analysis for the three month period ended March 31, 2001.

We wish to caution readers that this report includes certain forward-looking information and statements within the meaning of US federal securities laws. These forward-looking statements contain information that is generally stated to be anticipated, expected or projected by GameHappy.com, Inc., and involves known and unknown risks, uncertainties and other factors which may cause the actual results and performance of GameHappy.com, Inc. to be materially different from any future results and performance expressed or implied by such forward-looking information. Further, actual results may differ materially from those expectations due to changes in global politics, economics, business, competitors, competition, markets and regulatory factors. More information about these factors has been or will be contained in GameHappy.com's filings with the Security and Exchange Commission. The following discussion highlights our Company's performance and it should be read in conjunction with the financial statements (including related notes) accompanying this Report.

Overview

Our company is an online Internet non-gambling gaming portal composed of game-specific channels for action games, adventure games, simulation games, strategy games, tactical games and role-playing games, as well as a gaming community channel, ClanPages.com. GameHappy.com hosts over 36,000 clans (a clan is a team or group of players) and has over 38,000 clans registered in our database. The games that are played on our site are not owned or developed by GameHappy.com but are developed and marketed by software development companies and purchased by the individual game players either directly from the software companies or from major retailers of computer software. GameHappy.com provides the Internet portal or location where each member of a clan can link together via the Internet through each player's individual computer and play games.

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

Recent Event

The Corporation is engaged in a registration to raise up to $125,000 at a price of $0.25 per common share.

Revenue Sources

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

Another revenue source for our company is the leasing of private game servers to clans so that these clans have dedicated servers. A dedicated server allows a clan to control a game without interference from other clans or players. By controlling a game server, a clan is able to practice with each other and schedule games with other clans. In March, 2001 we began a beta test for leasing private game servers. The company allowed game players to sign up for the beta tests to accomplish the following objectives:

     a.   Verification that a market exits for private game servers;
     b. Development and debugging of the customer-side connection management software called PathFinderz;
     c. Development and debugging of the server-side game server management software;
     d.   Testing of various scheduling scenarios; and
     e.   To obtain feedback from the beta test customers.

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

Even though the beta test is ongoing, currently our results show there is a viable market for private game servers. Our beta test players have expressed interest in our company providing more game servers. The beta test players are scheduling time on the game servers and they are actively engaged in play on them. We are currently about 95% finished with both the client- side connection software and the server-side management software. The largest complaint from the beta test players is that there is not enough available time on our beta test game servers. Until we raise capital, we will probably be unable to increase the number of available game servers.

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

Revenues

Revenue in the first quarter was generated from gaming customers in the amount of $7,622. This compares to no revenue from this source in the same period one year ago. However, one year ago, we recorded income of $25,035 which came from advertising on our website. We no longer receive advertising revenue.

Operating Expense

Operating expenses includes all expenses of operation including the bandwidth needed to service our customers.

Outlook

GameHappy.com, Inc. expects to continue at an operational loss at least through the third quarter of this year, with revenues expected to increase in 2003 due to the addition of additional gamers and due to the completion of our registration allowing us to increase the amount of band width and to expand our hardware capacity to accommodate new customers. Expenses are not anticipated to expand at the same rate as revenues as new customers can be managed from a smaller increase in operational resources; however, there can be no assurance that unforseen revenue shortfalls or unanticipated expenses will not occur.

PART II.     OTHER INFORMATION

Item  1.     Legal Proceedings.

               None.

Item  2.     Changes in Securities.

               None.

Item  3.     Defaults Upon Senior Securities.

               None.

Item  4.     Submission of Matters to a Vote of Security Holders.

               None.

Item  5.     Other Information.

               None.

Item 6.      Exhibits and Reports on Form 8-K.

               None.

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                GameHappy.com, Inc.
                                                --------------------------------
                                                 (Registrant)


                                                BY:  /s/ Michael A. Davis
                                                     ---------------------------
                                                      Michael A. Davis
                                                Its: Vice-President and Director

DATE: May 20, 2002