Form 10QSB
period 2002-06-30
GAMEHAPPY COM INC
filed 2002-09-13
CIK 1133944

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        June 30, 2002

Commission file number:       333-55286

                               GAMEHAPPY.COM, INC.
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

       Texas                                                      74-2973796
-----------------------                                           ----------
(State of Incorporation)                                         (IRS ID No.)


                      204 South Parker, Bryan, Texas               77803
      ----------------------------------------------------------- --------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 979-680-0029

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at June 30, 2002:

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




                               GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                    UNAUDITED

                                     ASSETS
                                                                                        Audited
                                                                       June 30, 2002  Dec 31, 2001
                                                                       ---------------------------

CURRENT ASSETS:
    Cash                                                                       $210           $73

PROPERTY AND EQUIPMENT:
    Computer equipment                                                       54,315        54,315
    Accumuated depreciation                                                 (29,929)      (23,894)
    Website                                                                  10,000        10,000
    Accumulated amortization                                                 (6,805)       (5,694)
                                                                       ---------------------------
        Total property and equipment                                         27,581        34,727

                                                                       ---------------------------

TOTAL ASSETS                                                                $27,791       $34,800
                                                                       ===========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities:
    Accrued expenses                                                         $9,698        $4,082
    Notes payable                                                            45,000        45,000
                                                                       ---------------------------
        Total current liabilities                                            54,698        49,082

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 20,000,000 authorized
         -0- shares issued and outstanding                                        0             0
    Common stock, $0.001 par value, 50,000,000 authorized,
         7,799,999 shares issued and outstanding                                780           780
    Additional paid-in-capital                                               87,734        87,734
    Deficit accumulated during the development stage                       (115,421)     (102,796)
                                                                       ---------------------------
        Total Stockholders' Equity                                          (26,907)      (14,282)
                                                                       ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $27,791       $34,800
                                                                       ===========================













See accompanying notes to interim condensed financial statements             F-1




                               GAMEHAPPY.COM, INC.


                             STATEMENT OF OPERATIONS
                 Three Months Ended June 30, 2002 and 2001, and
                    Six Months Ended June 30, 2002 and 2001

                                    UNAUDITED



                                                                 Three Months   Three Months    Six Months     Six Months
                                                                     ended         ended           ended          ended
                                                                 June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                                 ----------------------------------------------------------

REVENUE:
    Revenue                                                             $4,975         $7,050        $12,596       $32,085

OPERATING EXPENSE:
    Depreciation and amortization                                        5,360          5,360         10,719        10,719
    General and administrative                                           5,660          6,894         18,601        35,126
                                                                 ----------------------------------------------------------
        Total Operating Expense                                         11,020         12,254         29,320        45,845

                                                                 ----------------------------------------------------------

NET LOSS                                                               ($6,045)       ($5,204)      ($16,724)     ($13,760)
                                                                 ==========================================================



Weighted average shares outstanding                                  7,799,999      7,799,999      7,799,999     7,799,999
                                                                 ==========================================================

Loss per share - basic and diluted                                      ($0.00)        ($0.00)        ($0.00)       ($0.00)
                                                                 ==========================================================



















See accompanying notes to interim condensed financial statements             F-2




                               GAMEHAPPY.COM, INC.


                             STATEMENT OF CASH FLOWS
                 Three Months Ended June 30, 2002 and 2001, and
                    Six Months Ended June 30, 2002 and 2001

                                    UNAUDITED



                                                                  Three Months  Three Months    Six Months     Six Months
                                                                     ended          ended         ended          ended
                                                                 June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                                 ----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           ($6,045)       ($5,204)      ($16,724)      ($13,760)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation and amortization                            5,360          5,360         10,719         10,719
                Items not requiring cash:
                (Increase) decrease in prepaid expenses                                                                 100
                (Increase) decrease in accounts receivable                                135                         2,378
                Increase in accrued expenses                               785            788          6,142          1,575

                                                                 ----------------------------------------------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                   100          1,079            137          1,012


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                       0              0              0              0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                     0              0              0              0

                                                                 ----------------------------------------------------------
    Total cash flows from financing activities                               0              0              0              0

                                                                 ----------------------------------------------------------

NET INCREASE IN CASH                                                      $100         $1,079           $137         $1,012

CASH, BEGINNING OF PERIOD                                                  110             30             73             97
                                                                 ----------------------------------------------------------

CASH, END OF PERIOD                                                       $210         $1,109           $210         $1,109
                                                                 ==========================================================















See accompanying notes to interim condensed financial statements             F-3

                               GAMEHAPPY.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

Note A - Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, and the statements of cash flows for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is the first quarterly management's discussion and analysis for the three month period ended June 30, 2002.

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

REVENUES

Revenue in the second quarter was generated from gaming customers in the amount of $4,975. This compares to $1,036 from this source in the same period one year ago. Additionally, one year ago, we recorded income of $15 which came from advertising on our website. We no longer receive advertising revenue.

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

                                      GameHappy.com, Inc.
                                      -------------------------------------
                                       (Registrant)


                                      BY: /s/ Michael A. Davis
                                          ---------------------------------
                                              Michael A. Davis
                                           Its: Vice-President and Director

DATE: September 9, 2002