Form 10QSB
period 2002-09-30
GAMEHAPPY COM INC
filed 2002-11-18
CIK 1133944

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 2002

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


Shares of common stock outstanding at September 30, 2002:

                                    8,003,599

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements - Such statements have been
             reviewed by an independent public accountant               1 - 5


Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations           6 - 9


PART II - OTHER INFORMATION                                             9



                               GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                    UNAUDITED

                                     ASSETS
                                     ------
                                                                                                  Audited
                                                                                  Sept 30, 2002 Dec 31, 2001
                                                                                  --------------------------

CURRENT ASSETS:
    Cash                                                                                   $21          $73

PROPERTY AND EQUIPMENT:
    Computer equipment                                                                  54,315       54,315
    Accumuated depreciation                                                            (37,473)     (23,894)
    Website                                                                             10,000       10,000
    Accumulated amortization                                                            (8,194)      (5,694)
                                                                                  --------------------------
        Total property and equipment                                                    18,648       34,727

                                                                                  --------------------------

TOTAL ASSETS                                                                           $18,669      $34,800
                                                                                  ==========================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

LIABILITIES
Current liabilities:
    Accrued expenses                                                                   $10,818       $4,082
    Notes payable                                                                       45,000       45,000
                                                                                  --------------------------
        Total current liabilities                                                       55,818       49,082

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $1.00 par value, 20,000,000 authorized
         -0- shares issued and outstanding                                                   0            0
    Common stock, $0.001 par value, 50,000,000 authorized,
         8,003,599 AND 7,799,999 shares issued and outstanding
         at September 30, 2002 and December 31, 2001, respectively                         984          780
    Additional paid-in-capital                                                         124,455       87,734
    Deficit accumulated during the development stage                                  (133,163)    (102,796)
                                                                                  --------------------------
        Total Stockholders' Equity (Deficit)                                            (7,724)     (14,282)
                                                                                  --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $48,094      $34,800
                                                                                  ==========================












See accompanying notes to interim condensed financial statements             F-1



                               GAMEHAPPY.COM, INC.

                            STATEMENT OF OPERATIONS
              Three Months Ended September 30, 2002 and 2001, and
                 Nine Months Ended September 30, 2002 and 2001

                                    UNAUDITED



                                                       Three Months   Three Months  Nine Months  Nine Months
                                                           ended         ended         ended        ended
                                                       Sept 30, 2002 Sept 30, 2001 Sept 30, 2002 Sept 30, 2001
                                                       -------------------------------------------------------

REVENUE:
    Revenue                                                   $5,994         $6,796      $18,590      $38,881

OPERATING EXPENSE:
    Depreciation and amortization                              5,360          5,360       16,079       16,079
    General and administrative                                14,276          8,538       32,878       43,664
                                                       -------------------------------------------------------
        Total Operating Expense                               19,636         13,898       48,957       59,743

                                                       -------------------------------------------------------

NET LOSS                                                    ($13,642)       ($7,102)    ($30,367)    ($20,862)
                                                       =======================================================



Weighted average shares outstanding                        7,912,556      7,799,999    7,837,930    7,799,999
                                                       =======================================================

Loss per share - basic and diluted                            ($0.00)        ($0.00)      ($0.00)      ($0.00)
                                                       =======================================================
























See accompanying notes to interim condensed financial statements             F-2




                               GAMEHAPPY.COM, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
      Period from April 13, 2000 (date of inception) to September 30, 2002

                                   UNAUDITED


                                           Common  Stock                            Paid In
                                       Shares          Amount                       Capital        Total
                                 --------------------------------------------------------------------------

Balance,
        April 13, 2000
        (date of inception)                  -0-             -0-                          -0-          -0-

Shares issued on
        April 16, 2000 for:
           Cash                        6,514,635             651                       28,349       29,000
           Web site                    2,246,426             225                        9,775       10,000

Return to treasury by founders
   in March 2002 of 2,000,000
   of the 8,761,061 received on
   April 16, 2000*                    (2,000,000)           (200)                         200

       August 20, 2000 for:
           Services and rent              88,496               9                          991        1,000

       October 23, 2000 for:
           Services                      950,442              95                       28,418       28,513

Paid in capital by shareholder                                                         20,001       20,001

Net Loss                                                                                           (75,701)

                                 --------------------------------------------------------------------------
Balance
        December 31, 2000              7,799,999            $780                      $87,734      $12,813
                                 ==========================================================================


Net Loss - 2001                                                                                    (27,095)

                                 --------------------------------------------------------------------------
Balance
        December 31, 2001              7,799,999             780                       87,734      (14,282)
                                 ==========================================================================

Sale of common stock                     203,600             204                       50,696       50,900
Offering expenses                                                                     (13,975)     (13,975)

Net Loss - nine months 2002                                                                        (30,367)

                                 --------------------------------------------------------------------------
Balance
        September 30, 2002             8,003,599             984                      124,455       (7,724)
                                 ==========================================================================

* The financial statements have been adjusted to show results as if these shares were not issued.



See accompanying notes to interim condensed financial statements             F-3




                               GAMEHAPPY.COM, INC.

                             STATEMENT OF CASH FLOWS
              Three Months Ended September 30, 2002 and 2001, and
                  Nine Months Ended September 30, 2002 and 2001

                                    UNAUDITED



                                                                 Three Months   Three Months  Nine Months  Nine Months
                                                                     ended         ended         ended        ended
                                                                 Sept 30, 2002 Sept 30, 2001 Sept 30, 2002 Sept 30, 2001
                                                                 -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          ($13,642)       ($7,102)    ($30,367)    ($20,862)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation and amortization                            5,360          5,360       16,079       16,079
                Items not requiring cash:
                (Increase) decrease in prepaid expenses                                                             100
                (Increase) decrease in accounts receivable                                                        2,378
                Increase in accrued expenses                               593            787        6,736        2,362

                                                                 -------------------------------------------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                (7,689)          (955)      (7,552)          57


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets                                                       0              0            0            0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                50,900              0       50,900            0
    Offering expenses                                                  (13,975)                    (13,975)
                                                                 -------------------------------------------------------
    Total cash flows from financing activities                          36,925              0       36,925            0

                                                                 -------------------------------------------------------

NET INCREASE IN CASH                                                   $29,236          ($955)     $29,373          $57

CASH, BEGINNING OF PERIOD                                                  210          1,109           73           97
                                                                 -------------------------------------------------------

CASH, END OF PERIOD                                                    $29,446           $154      $29,446         $154
                                                                 =======================================================















See accompanying notes to interim condensed financial statements             F-4

                               GAMEHAPPY.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note A - Presentation
---------------------

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, the statement of stockholders' equity and accumulated deficit for the period April 13, 2000 (date of inception) to September 30, 2002, and the statements of cash flows for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is the third quarterly management's discussion and analysis for the three month period ended September 30, 2002.

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

RECENT EVENT

The Corporation has been engaged in a registration to raise up to $125,000 at a price of $0.25 per common share. The registration was closed and broke escrow on August 30, 2002. The registration raised $50,900 from selling 203,600 shares of common stock at $0.25 per common share.

REVENUE SOURCES

Currently, our company provides web hosting, use of our computer server scheduling software, and private game-server rentals. These services are offered to the customers at four different price levels. These levels are the Copper package, the Silver package, the Gold package, and the Platinum package.

The basic level is the Copper package which is free to the customer and allows the customer to have a basic web page containing files of not more than 100 K (100,000 bytes of storage), a sub-domain name, a file manger which allows the user to maintain pictures, video and content on their web page, and pre-written script for web pages, such as time, current date and counters for the number of visitors to the web page.

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

The fourth level is the Platinum package which has a one time set up fee of $10.00 and a monthly fee of $4.95. The Platinum package includes all items in the Gold package, as well as, extra disk space, extra E-mail accounts, and access to a scripting language, PHP software. Currently, there are over 45,000 customers utilizing the Copper package and approximately 5,000 paying customers utilizing our Silver, Gold , and Platinum packages.


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

The beta test has shown that there is a viable market for this product. However, we did not raise enough capital in our offering to launch this product and we will have to either raise money in the future or use future Company cash flow to begin marketing this product. If we are able to provide this product in the future, we plan to charge a game player $15.00 per month for 100 player hours. A player hour is one player playing one hour on one game server.

REVENUES

Revenue in the third quarter was generated from gaming customers in the amount of $5,994. This compares to no revenue from this source of $6,796 in the same period one year ago.

OPERATING EXPENSE

Operating expenses includes all expenses of operation including the bandwidth needed to service our customers.

OUTLOOK

GameHappy.com, Inc. expects to continue at an operational loss at least through the fourth quarter of this year, with revenues expected to increase in 2003 due to the addition of additional gamers and due to the completion of our registration allowing us to increase the amount of band width and to expand our hardware capacity to accommodate new customers. Expenses are not anticipated to expand at the same rate as revenues as new customers can be managed from a smaller increase in operational resources; however, there can be no assurance that unforseen revenue shortfalls or unanticipated expenses will not occur.

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

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                               GameHappy.com, Inc.
                               ---------------------------------
                                (Registrant)


                               BY:  /s/ Michael A. Davis
                                    ----------------------------
                                        Michael A. Davis
                               Its: Vice-President and Director

DATE:  November 14, 2002