Form 10QSB/A
period 2002-09-30
GAMEHAPPY COM INC
filed 2002-12-04
CIK 1133944

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 2002

Commission file number:       333-55286

                              GAMEHAPPY.COM, INC..
                   -------------------------------------------
             (exact name of registrant as specified in its charter)

       Texas                                                     74-2973796
-----------------------                                          ----------
(State of Incorporation)                                        (IRS ID No.)


                      204 South Parker, Bryan, Texas           77803
                  ----------------------------------------    --------
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

                                                     8,003,599

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements - Such statements have been
             reviewed by an independent public accountant              1 - 5


Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations          6 - 9


PART II - OTHER INFORMATION                                            10




                               GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                    UNAUDITED

                                     ASSETS
                                     ------
                                                                                            Audited
                                                                             Sept 30, 2002 Dec 31, 2001
                                                                             --------------------------

  CURRENT ASSETS:
      Cash                                                                        $29,446          $73

  PROPERTY AND EQUIPMENT:
      Computer equipment                                                           54,315       54,315
      Accumuated depreciation                                                     (37,473)     (23,894)
      Website                                                                      10,000       10,000
      Accumulated amortization                                                     (8,194)      (5,694)
                                                                             --------------------------
          Total property and equipment                                             18,648       34,727

                                                                             --------------------------

  TOTAL ASSETS                                                                    $48,094      $34,800
                                                                             ==========================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

  LIABILITIES
  Current liabilities:
      Accrued expenses                                                            $10,818       $4,082
      Notes payable                                                                45,000       45,000
                                                                             --------------------------
          Total current liabilities                                                55,818       49,082

  STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, $1.00 par value, 20,000,000 authorized
           -0- shares issued and outstanding                                            0            0
      Common stock, $0.001 par value, 50,000,000 authorized,
           8,003,599 AND 7,799,999 shares issued and outstanding
           at September 30, 2002 and December 31, 2001, respectively                  984          780
      Additional paid-in-capital                                                  124,455       87,734
      Deficit accumulated during the development stage                           (133,163)    (102,796)
                                                                             --------------------------
          Total Stockholders' Equity (Deficit)                                     (7,724)     (14,282)
                                                                             --------------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $48,094      $34,800
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

                                    UNAUDITED

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

RECENT EVENT

The Corporation has been engaged in a registration to raise up to $125,000 at a price of $0.25 per common share. The registration was closed and broke escrow on August 30,2002. The registration raised $50,900 from selling 203,600 shares of common stock at $0.25 per common share.

REVENUE SOURCES

Currently, our company provides web hosting, use of our computer server scheduling software, and private game-server rentals. These services are offered to the customers at four different price levels. These levels are the Copper package, the Silver package, the Gold package, and the Platinum package.

The basic level is the Copper package which is free to the customer and allows the customer to have a basic web page containing files of not more than 100 K (100,000 bytes of storage), a sub- domain name, a file manger which allows the user to maintain pictures, video and content on their web page, and pre-written script for web pages, such as time, current date and counters for the number of visitors to the web page.

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


ITEM 3. CONTROLS AND PROCEDURES

Based on the  evaluation  by Mr.  Wright,  the chief  accounting  officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Wright concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II.     OTHER INFORMATION

Item  1.     Legal Proceedings.

                  None.

Item  2.     Changes in Securities.

                  None.

Item  3.     Defaults Upon Senior Securities.

                  None.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  None.

Item  5.     Other Information.

Regulation FD Disclosure

         In  accordance  with 18 U.S.C.  Section  1350,  as adopted  pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer executed the following written statements which statements accompanied the filing with the Securities and Exchange Commission of this Quarterly Report on Form 10-QSB:

                Certification Pursuant To 18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of The Sarbanes-Oxley Act of 2002

I, Michael A. Davis, Chief Executive Officer, Chief Financial Officer, Vice-President and Director of GameHappy.com, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         o the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         o the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods presented therein.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

DATE:  December 3, 2002