Form 10QSB/A
period 2002-09-30
GAMEHAPPY COM INC
filed 2002-12-11
CIK 1133944

FORM 10-QSB/2A

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

                                    UNAUDITED

                                     ASSETS
                                     ------
                                                                                            Audited
                                                                             Sept 30, 2002 Dec 31, 2001
                                                                             --------------------------

CURRENT ASSETS:
    Cash                                                                          $29,446          $73

PROPERTY AND EQUIPMENT:
    Computer equipment                                                             54,315       54,315
    Accumulated depreciation                                                      (37,473)     (23,894)
    Website                                                                        10,000       10,000
    Accumulated amortization                                                       (8,194)      (5,694)
                                                                             --------------------------
        Total property and equipment                                               18,648       34,727

                                                                             --------------------------

TOTAL ASSETS                                                                      $48,094      $34,800
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
                                                                             ==========================












See accompanying notes to interim condensed financial statements             F-1




                               GAMEHAPPY.COM, INC.

                             STATEMENT OF OPERATIONS
              Three Months Ended September 30, 2002 and 2001, and
                  Nine Months Ended September30, 2002 and 2001

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

The fourth level is the Platinum package which has a one time set up fee of $10.00 and a monthly fee of $4.95. The Platinum package includes all items in the Gold package, as well as, extra disk space, extra E-mail accounts, and access to a scripting language, PHP software. Currently, there are over 45,000 customers utilizing the Copper package and approximately 5,000 paying customers utilizing our Silver, Gold, and Platinum packages.

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


ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Michael Davis, the chief accounting officer of the company, of the effectiveness of the company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Michael Davis concluded that, as of the evaluation date,
(i) there were no significant deficiencies or material weaknesses of the company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

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

                                       GameHappy.com, Inc.
                                       ---------------------------------
                                        (Registrant)


                                       BY:  /s/ Michael A. Davis
                                            ----------------------------
                                             Michael A. Davis
                                       Its: Vice-President and Director



                                       BY:  /s/ Michael A. Davis
                                            ----------------------------
                                             Michael A. Davis
                                       Its:  Chief Executive Officer
                                             and Chief Financial Officer


DATE: December 9, 2002