Form 10KSB
period 2002-12-31
GAMEHAPPY COM INC
filed 2003-03-31
CIK 1133944

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

  [ ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

Commission file number: (333-55286)

                               GameHappy.com, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)

        Texas                                                 74-2973796
 ------------------------                                   ---------------
(State of Incorporation)                                     (Tax ID No.)


                 1000 Winding Road, College Station, Texas      77840
                -------------------------------------------------------
               (Address of principal executive offices)      (ZIP code)

Registrant's telephone number, including area code:   979-764-7639
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002:
                                      $ -0-

Shares of common stock outstanding at December 31, 2002:  8,003,599

PART I.

ITEM 1            DESCRIPTION OF BUSINESS
-----------------------------------------

OVERVIEW

We were  incorporated  on April  13,  2000 in the state of  Texas.  Our  Company created a unique web site, www.gamehappy.com, where we can provide a non-gambling gaming portal composed of specific channels for action games, adventure games, simulation games, strategy games, tactical games and role playing games, as well as a gaming community channel www.clanpages.com. We have also developed proprietary software that enhances the play of the game player. Currently, the company has requested a trading symbol from the NSAD so that the company's stock can be traded on the bulletin board. Once the company receives its trading symbol, the company will seek additional financing to expand its operations.

The corporate office is located at 1000 Winding Road, College Station, Texas 77840.

Our company's online Internet gaming portal composed of game-specific channels for action games, adventure games, simulation games, strategy games, tactical games and role-playing games, has hosted over 36,000 clans and we have over 38,000 clans registered in our database. A clan is a group or team of players that compete against other clans in the above-mentioned types of Internet based games. The term "clan" is based upon the concept of a Scottish "clan" which consisted of a group of family members working together in a cooperative manner. A clan master is the leader of the clan and is elected by the clan members. The games that can be played on our site are not owned or developed by GameHappy.com but are developed and marketed by software development companies and purchased by the individual game players either directly from the software companies or from major retailers of computer software. GameHappy.com can provide the Internet portal or location where each member of a clan can link together via the Internet through each player's individual computer and play games.

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

Clan masters from over 900 clans signed-up for the beta test. One of the requirements to participate in the beta test was that the player had to pay for three months of service, at $15.00 per month, prior to the start of the beta test period. The beta test has been completed. We cut-off the sign ups at 250 clan masters. 250 clan masters represents on average 3700 active game players. Keep in mind that these players have never seen a fully automated working system where they can rent time on a game server. Even though they have never seen a fully automatic system, they were willing to pay three-months in advance just to participate in the beta test.

The beta test results show there is a viable market for private game servers. Our beta test players have expressed interest in our company providing game servers. Until we raise additional capital, we will be unable to implement the leasing of the private game servers. The results of the beta test leads us to believe that our game server program can be successful, however, if we can not raise additional capital, our business will be hurt financially.

We are set up to host clans on our servers where the clan can upload files from the Internet to their own clan website; provided their content does not violate our use policy. Our use policy requires that customer content does not contain pornography, music files such as mp3's (which are songs downloaded onto a mp3 format), or illegal software. A clan that is registered but not hosted is included in our database. This provides the clan with the ability to use our recruiting center to look for players that specialize in aspects of their game of choice. For example, a clan that plays an action game may look for a sniper. We also receive over 16 million page views a month from almost one million unique Internet protocol (IP) addressees. An "IP address" is an Internet protocol address which is a part of an Internet based data transmission. The IP address refers to the part of the protocol that allows the computers to locate each other through the Internet or Local Area Network (LAN). GameHappy.com desires to be one of the leaders in the overall online gaming community and the leader in clan-oriented services.

As we have recently been organized, we have limited historical operating performance and a limited track record of sales for this type of product. Currently, we do not have any employees; as the need arises, we will contract our labor to save operating expenses.

As an Internet based business, we are dependent on certain essential services such as our telecommunications provider and our broadband suppliers. If there is an industry wide problem with black outs or disruptions in the Internet; or if our communications or broadband providers become undependable or cease to provide us with service, our business can be adversely effected. Without
Internet access we would be unable to supply our customers with service until Internet access was restored or until other providers were secured. A cessation in service would negatively impact our reputation and operations.

Revenue Sources:
----------------

In 2000, our company's main revenue source came through sales of advertising space on our web servers. In 2001, we discontinued our advertising sales program because our advertising revenue dropped to a negligible amount due to a significant drop in Internet advertising rates throughout the industry. Thus, most of our income in 2001 and all of our income in 2002 came from fees we charged gamers to play through our gaming portal. Until January 2001, we provided the gaming portal free to anyone who came through our web site. However, because of the cost to do business and the decline in advertising revenue, in February, 2001 we began to charge for certain services.

Currently, our company is set up to provide web hosting, server scheduling software, and private game-server rentals. These services can be offered to the customers at three different price levels. These levels are the Copper package, the Silver package and the Gold package.

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

In 2002, there were over 11,000 customers utilizing the Copper package, over 800 customers utilizing the Silver package and over 900 customers utilizing the Gold package.

Another potential revenue source for our company is the leasing of private game servers to clans so that these clans have dedicated servers. A dedicated server allows a clan to control a game without interference from other clans or players. By controlling a game server, a clan is able to practice with each other and schedule games with other clans.

Marketing activities:
---------------------

Currently, we do not advertise. In the future we plan to market our operations through banner ads, brick ads, spiders and robots.

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

Spider software programs are programs that search the web and look for specific items on a networks web site or a series of network web sites. For example, the spider program may crawl a company's web site looking for e-mail addresses or specific phrases. Search engine robots are used by search engines to categorize web sites for inclusion in their databases. Web sites can add "meta tags" to the header text of a web page's html file. The purpose of the meta-tag is to provide a list of key words supplied by the web site that describe the function and features of that web site. The search engines look for these tags when crawling and categorizing web sites.

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

Intellectual property rights

Our services are protected by copyright laws that currently apply to software. We are using software that we own because it was developed in-house by our shareholders. For example, all of the software that allows the gamers to register and pay for an account and the software that balances the load on our servers was developed in house. Also, the PathFinderz and the server-side game server scheduling software were developed in house. We have not, and do not have any plans to release any details as to how we accomplish all of the functionality of our system since it is proprietary information. GameHappy.com created all software, except the server operating systems, that is used, and therefore we own all of the in house developed software. We do not pay royalties on any software and we do not use any database engines that require royalty or licensing fees such as the products offered by Microsoft and Oracle.

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

ITEM 2            DESCRIPTION OF PROPERTY
-----------------------------------------


Our corporate facilities are shared with our Vice-President and will continue until such time as the Company needs and can afford to lease its own facilities.

Our equipment currently is state-of-the art servers that are capable of serving over 30 million page-views per month and handling over a million separate Internet protocol (IP) address per month. We have handled as many as 100,000 unique IP addresses/visitors in a day. In 2002 we paid $3,300 per month for bandwidth. Currently, since we have completed our Beta Test we have no bandwidth charges.

ITEM 3            LEGAL PROCEEDINGS
-----------------------------------

The Company is not involved in any legal proceedings.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

The Company did not submit any matters for a vote to the security holders during 2002.

PART II.

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS
-------------------------------------------------------------------------------

     a.   Market Information.

There is no established public trading market for the Company's stock. The Company filed a registration statement with the U.S. Securities and Exchange Commission, as well as three amendments to this registration, under Form SB-1 of the Securities Act of 1933 to raise up to $125,000 at a price of $0.25 per common share. The registration was closed and broke escrow on August 30,2002. The registration raised $50,900 from selling 203,600 shares of common stock at $0.25 per common share.

     b.   Holders.

     There are seventy-three (73) shareholders.

     c.   Dividends

     Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

     d.   Warrants


     Registrant has no warrants outstanding.

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------


SUMMARY OF 2002

Our accomplishments in 2002 are detailed in Section 1 above. In summary, they are as follows:

In 2000, our company's main revenue source came through sales of advertising space on our web servers. In 2001, we discontinued our advertising sales program because our advertising revenue dropped to a negligible amount due to a significant drop in Internet advertising rates throughout the industry. Most of our income in 2001 came from fees we charged gamers to play through our gaming portal. Until January 2001, we provided the gaming portal free to anyone who came through our web site. However, because of the cost to do business and the decline in advertising revenue, in February, 2001 we began to charge for certain services.

In 2002 we received funding from selling shares of common stock in a registration statement filed under Form SB-1 of the Securities Act of 1933, as discussed below. As discussed in Item 1 above, our beta test and the results show there is a viable market for private game servers. Our beta test players have expressed interest in our company providing game servers. Until we raise additional capital, we will be unable to implement the game servers that our beta test showed was viable. The results of the beta test leads us to believe that our game server program will be successful, however, if we our unable to raise additional money, our business will be hurt financially.

The Company filed a registration statement under Form SB-1 of the Securities Act of 1933, which was amended three times, and the offering will close on August 30, 2002. We raised $50,900 from selling 203,600 shares of common stock at $0.25 per common share. This amount was sufficient to complete our beta test, but, to implement our server program and we will need to raise more capital. If we are able to raise additional capital we will be engaged in marketing and sales of providing our customers with an online Internet gaming portal composed of game-specific channels for action games, adventure games, simulation games, strategy games, tactical games and role-playing games. In order to operate and market these products and services, we have to have capital to fund the purchase of computers, software, Internet bandwidth, marketing and corporate overhead. Bandwidth is a measure of how much data can be transmitted in a fixed amount of time, usually one second.

GameHappy.com, Inc. will provide an annual report including audited statements without charge on request made by any shareholder to the Secretary of the Company, GameHappy.com, Inc. 1000 Winding Road, College Station, TX 77840.

GameHappy.com, Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by GameHappy.com, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
                                                           ------------

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

GameHappy.com, Inc.
(979) 764-7639
www.gamehappy.com
-----------------


ITEM 7           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------

Report of Independent Certified Public Accountant is attached hereto.

ITEM 8            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURES
--------------------------------------------------------------------------

         Charles E. Smith is the auditor for the Company and there have been no disagreements with our auditor on accounting or financial disclosure issues.

PART III.

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
----------------------------------------------------------------

The following persons serve as directors and officers of Registrant:

Charles H. Davis President and Director
                  Served since April 2000 and expires at the next annual meeting

Michael A. Davis Vice-President and Director
                  Served since April 2000 and expires at the next annual meeting

Sally Davis Secretary
                  Served since April 2000 and expires at the next annual meeting

CHARLES H. DAVIS: Mr. Davis started the company as a hobby. He has operated and managed several businesses including a grocery store and a restaurant. The restaurant, Chuck's Old Fashioned Hamburgers, located in Waco, Texas was started, owned and managed by Mr. Davis. He sold this business in 1992 after three successful years of operation so he could further his education and attend Texas A&M University. He graduated from Texas A&M University, College Station Texas in 1996 with a B.S. in psychology and a minor in biology. He is currently a student in medical school.

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

ITEM 10           EXECUTIVE COMPENSATION
----------------------------------------

The Company paid no compensation to its officers and directors in the calendar year 2001.

The Company has no retirement or stock option or bonus plan.

ITEM 11           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS
-------------------------------------------------------------------------

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of           Name and address         Amount of shares        % of class
Securities          of owner                                          owned

--------------------------------------------------------------------------------
Common             Charles H. Davis                  682,936             8.53%
                   606 Kampmann Blvd.
                   San Antonio, Texas 78201

Common             Michael A. Davis                2,663,448            33.28%
                   1000 Winding Road
                   College Station, Texas 77840

N/A                Sally Davis                           -0-               -0-
                   1000 Winding Road
                   College Station, Texas 77840

Common             Andrew Davis                    2,663,448            33.28%
                   1000 Winding Road
                   College Station, Texas 77840

Common             Randy Davis                       443,908             5.55%
                   606 Kampmann Blvd.
                   San Antonio, Texas 78201

--------------------------------------------------------------------------------
Common             All Officers, Directors &       6,453,740            80.64%
                   Beneficial Holders as a Group


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

None.

PART IV.

ITEM 13           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  The  following  documents  are filed as a part of this report:  Included in
     Part II, Item 8 of this report: Report of Independent Public Accountant

     Balance Sheet as of December 31, 2002 and 2001

     Statement of Operations - Twelve Months Ended December 31, 2002 and 2001.

     Statement of Stockholders' Equity - Twelve Months Ended December 31, 2002 and 2001.

     Statement of Cash Flows - Twelve Months Ended December 31, 2002 and 2001.

     Notes to the Financial Statements

(b)  none

(c)  The Company is not filing any exhibits.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       GameHappy.com, Inc.
                                       Registrant


                                       By: /s/ Michael A.Davis
                                           -------------------
                                               Michael A. Davis
                                               Its: Vice-President and Director
March 27, 2003

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Charles H. Davis, certify that:

1.  I have reviewed this annual report on Form 10-KSB of GameHappy.com, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                        /s/  Charles H. Davis
                                            -----------------------
                                            Name:  Charles H. Davis
                                            Title: President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GameHappy.com, Inc. on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                             /s/  Charles H. Davis
                                             --------------------------------
                                                  Charles H. Davis, President

Dated: March 27, 2003


                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Michael A. Davis, certify that:

1.  I have reviewed this annual report on Form 10-KSB of GameHappy.com, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003           /s/  Michael A. Davis
                               -------------------------------------------------
                               Name: Michael A. Davis
                               Title: Vice-President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of GameHappy.com, Inc. on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                /s/ Michael A. Davis
                                ----------------------------------------
                                    Michael A. Davis, Vice-President and
                                    Chief Financial Officer


Dated: March 27, 2003

                                CHARLES E. SMITH

                           CERTIFIED PUBLIC ACCOUNTANT
                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            ------------------------
                            TELEPHONE (214) 212-2307


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of GameHappy.com, Inc.

         I have audited the accompanying balance sheets of GameHappy.com, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameHappy.com, Inc. as of December 31, 2002 and 2001, and the results of operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note E to the financial statements the Company is a start up enterprise and presently does not have capital resources which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might arise from the outcome of this uncertainty.


/s/  Charles E. Smith
---------------------
     Charles E. Smith
     Rockwall, Texas
     March 27, 2003



                               GAMEHAPPY.COM, INC.

                                 BALANCE SHEETS
                           December 31, 2002 and 2001



                                     ASSETS
                                     ------

                                                                  Dec 31, 2002       Dec 31, 2001
                                                                 ---------------------------------

CURRENT ASSETS:
    Cash                                                                $27,041               $73
    Prepaid expenses
    Accounts receivable
                                                                 ---------------------------------
        Total current assets                                            $27,041               $73

PROPERTY AND EQUIPMENT:
    Computer equipment                                                   54,315            54,315
    Accumuated depreciation                                             (41,999)          (23,894)
    Website                                                              10,000            10,000
    Accumulated amortization                                             (9,027)           (5,694)
                                                                 ---------------------------------
        Total property and equipment                                     13,289            34,727

                                                                 ---------------------------------

TOTAL ASSETS                                                            $40,330           $34,800
                                                                 =================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Current liabilities:
    Accrued expenses                                                    $11,062            $4,082
    Notes payable                                                        45,000            45,000
                                                                 ---------------------------------
        Total liabilities                                                56,062            49,082

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 20,000,000 authorized
         -0- shares issued and outstanding                                    0                 0
    Common stock, $0.0001 par value, 50,000,000 authorized,
         8,003,599 shares issued and outstanding                          8,004             7,800
    Additional paid-in-capital                                          114,935            80,714
    Deficit accumulated during the development stage                   (138,671)         (102,796)
                                                                 ---------------------------------
        Total Stockholders' Equity                                      (15,732)          (14,282)
                                                                 ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $40,330           $34,800
                                                                 =================================









See accompanying notes                                                       F-2




                               GAMEHAPPY.COM, INC.


                             STATEMENT OF OPERATIONS
                     Years Ended December 31, 2002 and 2001






                                                            Year             Year
                                                           ended             ended
                                                        Dec 31, 2002     Dec 31, 2001
                                                       ---------------------------------

REVENUE:
    Revenue                                                   $19,529           $43,429

OPERATING EXPENSE:
    Depreciation and amortization                              21,438            21,438
    General and administrative                                 33,966            49,086
                                                       ---------------------------------
        Total Operating Expense                                55,404            70,524

                                                       ---------------------------------

NET LOSS                                                     ($35,875)         ($27,095)
                                                       =================================



Weighted average shares outstanding                         7,799,999         7,799,999
                                                       =================================

Loss per share - basic and diluted                             ($0.00)           ($0.00)
                                                       =================================














See accompanying notes                                                       F-3




                               GAMEHAPPY.COM, INC.


            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
                     Years Ended December 31, 2002 and 2001




                                          Common  Stock              Paid In       Accumulated
                                     Shares          Amount          Capital         Deficit            Total
                                 ----------------------------------------------------------------  ----------------

Balance,
        December 31, 2000              7,799,999          $7,800          $80,714       ($75,702)          $12,813

Net Loss - 2001                                                                          (27,095)          (27,095)


                                 ----------------------------------------------------------------  ----------------
Balance
        December 31, 2001              7,799,999          $7,800          $80,714      ($102,797)         ($14,282)


Sale of common stock                     203,600             204           50,696                           50,900
       Offering expenses                                                  (16,475)                         (16,475)

Net Loss - 2002                                                                          (35,874)          (35,875)

                                 ----------------------------------------------------------------  ----------------
Balance
        December 31, 2002              8,003,599          $8,004         $114,935      ($138,671)         ($15,732)
                                 ================================================================  ================


















See accompanying notes                                                       F-4




                               GAMEHAPPY.COM, INC.


                             STATEMENT OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001






                                                                                       Year             Year
                                                                                      ended             ended
                                                                                   Dec 31, 2002     Dec 31, 2001
                                                                                  ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            ($35,875)         ($27,095)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation and amortization                                             21,438            21,438
                Items not requiring cash - stock issued for services and rent
                (Increase) decrease in prepaid expenses                                                        100
                (Increase) decrease in accounts receivable                                                   2,378
                Increase in accounts payable expenses                                      3,830
                Increase in accrued expenses                                               3,150             3,155

                                                                                  ---------------  ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                                  (7,457)              (24)


CASH FLOWS FROM INVESTING ACTIVITIES:                                                          0                 0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                                  50,900
    Offering expenses                                                                    (16,475)

                                                                                  ---------------  ----------------
    Total cash flows from financing activities                                            34,425                 0

                                                                                  ---------------  ----------------

NET INCREASE IN CASH                                                                     $26,968              ($24)

CASH, BEGINNING OF PERIOD                                                                     73                97
                                                                                  ---------------  ----------------

CASH, END OF PERIOD                                                                      $27,041               $73
                                                                                  ===============  ================













See accompanying notes                                                       F-5

                               GAMEHAPPY.COM, INC.
                           a Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

Note A - Nature of Business and Summary of Significant Accounting Policies:
---------------------------------------------------------------------------

History:
--------
The Company was organized April 13, 2000 under the name of GameHappy.com, Inc. in the State of Texas and is in the development stage. The Company is in the business of providing a portal for game players to play games over the Internet. The Company provided this portal free of charge but has started charging monthly fees for clans to be guaranteed space on private servers for players to combat others without interruption from the general Internet public.

Basis of Accounting:
--------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:
--------------------
Revenue is recognized when payment for services are received which is when the customers account is activated. The company receives fees for players or clans to play on its servers and the Company gives no refunds.

Cash and Cash Equivalents:
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:
----------------------
Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the period presented.

Accounting Estimates:
---------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock based compensation:
-------------------------
The Company accounts for stock based compensation in accordance with FAS 123 and APB No. 25 and the Financial Accounting Standards Board Interpretation No. 44. This requires that we base the issuance of stock at the fair value of the consideration received.

                               GAMEHAPPY.COM, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

Note A - Nature of  Business  and  Summary of  Significant  Accounting  Policies
--------------------------------------------------------------------------------
(con't):  Software  Development  Costs:
---------------------------------------
The Company  accounts  for its software
development costs under the provisions of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which was issued by the AICPA in 1998. This requires the capitalization of the costs incurred in connection with developing or obtaining internal-use software.

Income Tax:
-----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

Note B - Web site:
------------------

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


Note C - Stockholders' Equity:
------------------------------
Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2002 and 2001, there were 8,003,599 and 7,799,999 shares outstanding, respectively. The financial statements have been adjusted to show results as if these shares were not issued. The Company has not paid a dividend to its shareholders.

                               GAMEHAPPY.COM, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002

Note C - Stockholders' Equity (con't):
--------------------------------------

Preferred Stock:
----------------
The Company is authorized to issue 20,000,000 common shares of stock at a par value of $1.00 per share. These shares have full voting rights. At December 31, 2002 and 2001, there were zero preferred shares outstanding. The Company has not paid a dividend to its shareholders.


Note D - Income Taxes:
----------------------

The Company had a net operating loss of $138,671 for the periods presented. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

         Operating losses expire:           2020              $75,701
                                            2021              $27,095
                                            2022              $35,875

The Company has adopted the asset and liability method of accounting for income taxes as required by SFAS No. 109. In accordance with SFAS No. 109, the Company has recorded a valuation allowance equal to the deferred tax asset as a result of the Company's "going concern" opinion referred to in Note F and the uncertainty that it will be realized.

The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2002 are as follows:

Deferred tax assets:
Net operating loss carryforwards                                     $(138,671)
Valuation allowance                                                    138,671
                                                                     ----------
Total deferred income tax assets                                           -0-
Total deferred income tax liabilities                                      -0-
                                                                     ----------
Net deferred income tax assets                                       $     -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:

U.S. federal statutory rate                                             (  34)%
Increase (decrease) in rates resulting from:
         Change in valuation allowance for deferred tax asset              34 %
                                                                     ----------
Effective tax rate                                                          0 %

                               GAMEHAPPY.COM, INC.
                           A Development Stage Company

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002




Note E - Going Concern:
-----------------------

The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining additional financing. The Company has altered its operations to meet its obligations, more specifically, by charging customers for the use of its Internet portal for game-players. The Company believes that the revenue from these players and the funds raised from selling common stock will give it the capital needed to fund its operations. However, if these conditions among others are not met, the Company may be unable to continue as a going concern.