Form 10QSB
period 2003-03-31
GAMEHAPPY COM INC
filed 2003-05-19
CIK 1133944

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:       March 31, 2003

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


Shares of common stock outstanding at March 31, 2003:

                                    8,003,599

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements - Such statements have been
             reviewed by an independent public accountant               1 - 4


Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations           5 - 7


PART II - OTHER INFORMATION                                                8


Signatures                                                                 9

Certifications Pursuant to 18 U.S.C. Section 1350                          10




                      GAMEHAPPY.COM, INC.

                        BALANCE SHEETS
             March 31, 2003 and December 31, 2002

                           UNAUDITED

                            ASSETS

                                                                         Mar 31, 2003     Dec 31, 2002
                                                                        ---------------------------------

CURRENT ASSETS:
    Cash                                                                           $11           $27,041

PROPERTY AND EQUIPMENT:
    Computer equipment                                                          54,315            54,315
    Accumulated depreciation                                                    (46,525)          (41,999)
    Website                                                                     10,000            10,000
    Accumulated amortization                                                    (9,861)           (9,027)
                                                                        ---------------------------------
        Total property and equipment                                             7,929            13,289

                                                                        ---------------------------------

TOTAL ASSETS                                                                    $7,940           $40,330
                                                                        =================================


             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities:
    Accrued expenses                                                           $11,839           $11,062
    Notes payable                                                               45,000            45,000
                                                                        ---------------------------------
        Total liabilities                                                       56,839            56,062

STOCKHOLDERS' EQUITY
    Preferred stock, $1.00 par value, 20,000,000 authorized
         -0- shares issued and outstanding                                           0                 0
    Common stock, $0.001 par value, 50,000,000 authorized,
         8,003,599 shares issued and outstanding                                 8,004             8,004
    Additional paid-in-capital                                                 114,935           114,935
    Deficit accumulated during the development stage                          (171,838)         (138,671)
                                                                        ---------------------------------
        Total Stockholders' Equity                                             (48,899)          (15,732)
                                                                        ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $7,940           $40,330
                                                                        =================================













See accompanying notes to interim condensed financial statements             F-1



                               GAMEHAPPY.COM, INC.


                             STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2003 and 2002


                                    UNAUDITED



                                                        Three Months     Three Months
                                                           ended             ended
                                                        Mar 31, 2003     Mar 31, 2002
                                                       ---------------------------------

REVENUE:
    Revenue                                                        $0            $7,622

OPERATING EXPENSE:
    Depreciation and amortization                               5,360             5,360
    General and administrative                                 27,807            12,941
                                                       ---------------------------------
        Total Operating Expense                                33,167            18,301

                                                       ---------------------------------

NET LOSS                                                     ($33,167)         ($10,679)
                                                       =================================



Weighted average shares outstanding                         8,003,599         7,799,999
                                                       =================================

Loss per share - basic and diluted                             ($0.00)           ($0.00)
                                                       =================================














See accompanying notes to interim condensed financial statements             F-2




                               GAMEHAPPY.COM, INC.


                             STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2003 and 2002


                                    UNAUDITED



                                                            Three Months     Three Months
                                                               ended             ended
                                                            Mar 31, 2003     Mar 31, 2002
                                                           ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     ($33,167)         ($10,679)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Depreciation and amortization                       5,360             5,360
                Increase in accrued expenses                          777             5,356

                                                           ---------------  ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                          (27,030)               37


CASH FLOWS FROM INVESTING ACTIVITIES:                                   0                 0

CASH FLOWS FROM FINANCING ACTIVITIES:                                   0                 0

                                                           ---------------  ----------------
    Total cash flows from financing activities                          0                 0

                                                           ---------------  ----------------

NET INCREASE IN CASH                                             ($27,030)              $37

CASH, BEGINNING OF PERIOD                                          27,041                73
                                                           ---------------  ----------------

CASH, END OF PERIOD                                                   $11              $110
                                                           ===============  ================














See accompanying notes to interim condensed financial statements             F-3

                               GAMEHAPPY.COM, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003

Note A - Presentation

The condensed balance sheet of the Company as of March 31, 2003, the related condensed statements of operations for the three months ended March 31, 2003 and 2002, and the statements of cash flows for the three months ended March 31, 2003 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation & Managements Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is the first quarterly management's discussion and analysis for the three month period ended March 31, 2003.

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

REVENUES

We had no revenues in the three months ended March 31, 2003 compared to $7,622 for the same period one year earlier. We had anticipated being quoted for trading on the NASDAQ bulletin board which we believe would have enabled us to raise more capital to fully utilize our bandwith and website. However, as of the date of this filing, we have not been cleared to trade and our ability to raise capital is in doubt. This could severely hinder our ability to generate revenues.

OPERATING EXPENSE

Operating expenses, exclusive of depreciation and amortization, increased from $12,941 for the first three months of 2002 to $27,807 in the same period in 2003. The increase was due to the bandwidth needed to service our customers and an increase in money spent on advertising. The advertising expenses that should benefit future periods assuming we can raise capital to continue to fund our bandwidth needs.

OUTLOOK

GameHappy.com, Inc. expects to continue at an operational loss at least through the second quarter of this year, with revenues expected to increase in late 2003 due to the addition of additional gamers and due to the completion of our registration allowing us to increase the amount of band width and to expand our hardware capacity to accommodate new customers. Expenses are not anticipated to expand at the same rate as revenues as new customers can be managed from a smaller increase in operational resources; however, there can be no assurance that unforseen revenue shortfalls or unanticipated expenses will not occur. The foregoing is dependent upon the ability of the Company to raise additional capital to fund our bandwidth needs as our soliciting of, and advertising for, new clients is underway.

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

                                       GameHappy.com, Inc.
                                       ---------------------------------
                                        (Registrant)


                                       BY:  /s/ Michael A. Davis
                                            ----------------------------
                                             Michael A. Davis
                                       Its: Vice-President and Director



                                       BY:  /s/ Michael A. Davis
                                            ----------------------------
                                             Michael A. Davis
                                       Its:  Chief Executive Officer
                                             and Chief Financial Officer


DATE:  May 19, 2003

                                 CERTIFICATIONS

I, Charles H. Davis, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of GameHappy.com, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: May 19, 2003


By:   /s/ Charles H. Davis
    ---------------------------------
Name: Charles H. Davis
Title: Chief Executive Officer



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

The undersigned, Michael A. Davis, the Chief Financial Officer of GameHappy.com, Inc., a Texas Corporation, (the "Company), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certifies that:

          1. the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

          2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     /s/ Michael A. Davis
                                                     ---------------------------
                                                     Michael A. Davis
                                                     Chief Financial Officer

Dated: May 19, 2003


This certification accompanies this Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.